Form 10-Q
period 2008-09-30
Westmont Acquisition Corp.
filed 2008-10-14
CIK 1411163

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-53152


                           Westmont Acquisition Corp.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            To be applied
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         [ ]       Accelerated filer               [ ]
Non-accelerated filer           [ ]       Smaller reporting company       [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 14, 2008, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            WESTMONT ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

                                      INDEX

Part I-- FINANCIAL INFORMATION
                                                                        Page

  Item 1.  Financial Statements                                           4

  Item 2.  Management's Discussion and Analysis of Financial Condition   11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    17

  Item 4T. Controls and Procedures                                       17

Part II-- OTHER INFORMATION

  Item 1.  Legal Proceedings                                             18

  Item 1A. Risk Factors                                                  18

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   18

  Item 3.  Defaults Upon Senior Securities                               19

  Item 4.  Submission of Matters to a Vote of Security Holders           19

  Item 5.  Other Information                                             19

  Item 6.  Exhibits                                                      19

Signature                                                                20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-12G filed with the Securities and Exchange Commission for the period from January 11, 2008 (inception) to February 15, 2008.

                           WESTMONT ACQUISITION CORP.

                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2008


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

                            WESTMONT ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                            As of September 30, 2008


                                     ASSETS

                                                                   September 30,
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


                                       F-1


                           WESTMONT ACQUISITION CORP.
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         For the Quarter ended September 30, 2008, and from inception
                (January 11, 2008) through September 30, 2008


                                                                          For the Period
                                                       For the              January 11,
                                                       3-Months                2008
                                                        Ended             (Inception) to
                                                     September 30,         September 30,
                                                         2008                  2008
                                                     -----------           -----------
REVENUE                    Sales                     $        --           $        --
                           Cost of sales                      --                    --
                                                     -----------           -----------

     GROSS PROFIT                                             --                    --

     OPERATING COSTS AND EXPENSES

       ORGANIZATION AND RELATED EXPENSES                      --                 3,134
                                                     -----------           -----------
     TOTAL OPERATING COST AND EXPENSES                        --                 3,134

     NET INCOME (LOSS)                                        --                (3,134)
                                                     ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                   --                 (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000            31,340,000






   The accompanying notes are an integral part of these financial statements.


                                       F-2


                            WESTMONT ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
          For the Quarter ended September 30, 2008, and from inception
                  (January 11, 2008) through September 30, 2008

                                                                                 For the Period
                                                                 For the           January 11,
                                                                 3-Months             2008
                                                                  Ended          (Inception) to
                                                               September 30,      September 30,
                                                                   2008               2008
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
             Net income (loss)                                  $      --           $  (3,134)

             Changes in working capital                                --               3,134
                                                                ---------           ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS                              --                  --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                           --                  --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                           --                  --

CASH RECONCILIATION

        Net increase (decrease) in cash                                --                  --
        Beginning cash balance                                         --                  --
                                                                ---------           ---------

CASH BALANCE AT END OF PERIOD                                   $      --           $      --
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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2008.

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

The Company has the following classes of capital stock as of September 30, 2008:

Common stock - 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

Preferred stock - 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with our financial statements and notes to the financial statements included elsewhere in this report as well as the Form 10-12G registration statement. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

PLAN OF OPERATION; GOING CONCERN

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

The Company has registered its Common Stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange
Act) and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-Q are advised to see if the Company has subsequently filed a Form 8-K.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had no cash and no other assets.

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management.

There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it. The proposed transactions, if consummated, would constitute a change in control of the Company.

If a proposed transaction is consummated, a Form 8-K describing the proposed transactions or agreement, as applicable, will be filed by the Company with the Securities and Exchange Commission.

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

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
------------------------------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2008.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 1A.  Risk Factors.

          As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          On January 11, 2008, the Company issued 31,340,000 shares of common stock for total consideration of $3,134 in services to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending September 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None.

Item 6.   Exhibits.

Exhibit   Description
-------   -----------

*3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on January 11, 2008.

*3.2      By-Laws.

31.1      Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the Securities and Exchange Commission on April 4, 2008 and incorporated herein by this reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                      WESTMONT ACQUISITION CORP.
                                      (Registrant)


Date: October 14, 2008                By: /s/ William Tay
                                      -----------------------------------
                                      William Tay
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)



20